Form 10-K
period 2020-12-31
Toyota Auto Receivables 2019-D Owner Trust
filed 2021-03-24
CIK 1789892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.
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
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.
U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.
U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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
Item 14.          Principal Accountant Fees and Services.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of TMCC and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2020 (the “2020 Reporting Period”) with respect to the pool assets owned by the Trust.  Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2020, and for the 2020 Reporting Period.  In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

TMCC has been identified by the registrant as a servicer during the 2020 Reporting Period with respect to the pool assets owned by the Trust.  TMCC has provided a statement of compliance for the 2020 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibit and Financial Statement Schedules.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 24, 2021.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Toyota Motor Credit Corporation, dated March 24, 2021.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank National Association, dated February 26, 2021.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Applicable Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 24, 2021.

34.2*
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank National Association, dated February 26, 2021.

35.1*	Servicer Compliance Statement of Toyota Motor Credit Corporation, dated March 24, 2021.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toyota Auto Finance Receivables LLC (Depositor)

Date: March 24, 2021	By: /s/ Scott Cooke Scott Cooke President, Chief Executive Officer & Chief Financial Officer (Senior officer in charge of securitization of the depositor)

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