Form 10-K
period 2021-12-31
Toyota Auto Receivables 2019-D Owner Trust
filed 2022-03-28
CIK 1789892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.
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
Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.
Item 8.              Financial Statements and Supplementary Data.
Item 9.              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.        Controls and Procedures.
Item 9B. Other Information.
Nothing to report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of TMCC and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2021 (the “2021 Reporting Period”) with respect to the pool assets owned by the Trust.  Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2021, and for the 2021 Reporting Period.  In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

TMCC has been identified by the registrant as a servicer during the 2021 Reporting Period with respect to the pool assets owned by the Trust.  TMCC has provided a statement of compliance for the 2021 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 28, 2022.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Toyota Motor Credit Corporation, dated March 28, 2022.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank National Association, dated February 25, 2022.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Applicable Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 28, 2022.

34.2*
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank National Association, dated February 25, 2022.

35.1*	Servicer Compliance Statement of Toyota Motor Credit Corporation, dated March 28, 2022.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toyota Auto Finance Receivables LLC (Depositor)

Date: March 28, 2022	By: /s/ Scott Cooke Scott Cooke President, Chief Executive Officer & Chief Financial Officer (Senior officer in charge of securitization of the depositor)

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